Form 10-Q
period 2008-06-30
RBG, LLC; B & B B, Inc.; BLACK GAMING, LLC
filed 2008-08-14
CIK 1319845, 1319855, 1319842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 333-123179
BLACK GAMING, LLC
(Exact Name of Registrant as Specified in its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	20-8160036 (I.R.S. Employer Identification Number)

10777 West Twain Avenue, Las Vegas, NV (Address of Principal Executive Offices)	89135 (Zip Code)
(702) 318-6888
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding of Virgin River Casino Corporation as of August 1, 2008: 100 shares of common stock.
Number of shares of common stock outstanding of B & B B, Inc. as of August 1, 2008: 16.75 shares of common stock.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Black Gaming, LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,143	$9,503
Accounts receivable, net	1,897	1,986
Related party receivables	286	327
Inventories	1,812	1,800
Property held for vacation interval sales	321	336
Prepaid expenses	3,565	4,180
Current portion of notes receivable	247	150

Total current assets	16,271	18,282
Property and equipment, net	121,757	131,480
Notes receivable, less current portion	253	537
Goodwill and other intangible assets, net	21,599	35,828
Deferred financing fees	5,608	6,259
Other assets	1,842	1,898

Total assets	$167,330	$194,284

Liabilities and Members’ Deficit
Current liabilities:
Bank overdraft	$1,270	$821
Current portion of gaming equipment financing	535	1,025
Current portion of long-term debt	—	9,500
Accounts payable	2,415	2,950
Accrued liabilities	15,335	17,605

Total current liabilities	19,555	31,901
Gaming equipment financing, less current portion	—	15
Long term debt	192,747	183,047

Total liabilities	212,302	214,963

Commitments and contingencies (Note 10)

Members’ deficit	(44,972)	(20,679)

Total liabilities and members’ deficit	$167,330	$194,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

Black Gaming, LLC and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenues:
Casino	$21,249	$27,181	$45,582	$56,733
Food and beverage	8,621	10,737	18,007	21,751
Hotel	7,939	9,453	16,044	19,802
Other	4,682	5,466	10,259	11,240

Total revenues	42,491	52,837	89,892	109,526
Less—promotional allowances	(6,509)	(9,887)	(15,356)	(21,204)

Net revenues	35,982	42,950	74,536	88,322

Operating expenses:
Casino	10,314	13,144	22,025	26,983
Food and beverage	6,184	5,857	11,674	11,821
Hotel	2,178	1,687	3,855	3,199
Other	2,559	3,355	5,010	6,791
General and administrative	10,278	12,103	20,725	25,039
Depreciation and amortization	4,142	4,203	8,423	8,359
Loss on sale and disposal of assets	41	116	204	98
Impairment of long lived assets	2,860	—	3,833	—
Goodwill impairment	12,497	—	12,497	—

Total operating expenses	51,053	40,465	88,246	82,290

Operating (loss) income	(15,071)	2,485	(13,710)	6,032

Other expense:
Interest expense, net	5,238	5,070	10,583	10,216

Net loss	$(20,309)	$(2,585)	$(24,293)	$(4,184)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Black Gaming, LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net loss	$(24,293)	$(4,184)
Depreciation and amortization	8,423	8,359
Loss on sale and disposal of assets	204	98
Impairment of long lived assets	3,833	—
Goodwill impairment	12,497
Amortization of deferred financing fees	801	800
Accretion of senior subordinated notes	3,700	3,270
Interest expense on gaming equipment financing	4	1
Cost of vacation interval sales	15	134
Change in operating assets and liabilities:
Accounts and related party receivables, net	130	217
Inventories	(12)	(259)
Prepaid expenses	615	531
Notes receivable	187	315
Change in other assets	(64)	(577)
Accounts payable and accrued liabilities	(2,505)	(982)

Net cash provided by operating activities	3,535	7,723

Cash flows from investing activities:
Proceeds received from sale of assets	306	324
Capital expenditures	(675)	(7,698)

Net cash used in investing activities	(369)	(7,374)

Cash flows from financing activities:
Proceeds from issuance of long term debt	5,000	9,500
Payment of gaming equipment financing	(1,325)	(2,408)
Payment of long term debt	(8,500)	(6,000)
Payment of financing costs	(150)	—
Increase (decrease) in bank overdraft	449	(953)

Net cash (used in) provided by financing activities	(4,526)	139

Net (decrease) increase in cash and cash equivalents	(1,360)	488
Cash and cash equivalents at beginning of period	9,503	11,118

Cash and cash equivalents at end of period	$8,143	$11,606

The accompanying notes are an integral part of these condensed consolidated financial statements.

Black Gaming, LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)
(in thousands)

	Six months ended
	June 30, 2008	June 30, 2007

Supplemental cash flow disclosure:

Cash paid for interest	$6,136	$817

Noncash investing and financing activities:

Acquisition of gaming assets with seller financing	$817	$109

The accompanying notes are an integral part of these condensed consolidated financial statements.

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Basis of Presentation and Background
Black Gaming, LLC (“BG LLC”), through its wholly owned subsidiaries, B & B B, Inc. (doing business as Virgin River Hotel/Casino/Bingo) (“B&BB”) and Virgin River Casino Corporation (“VRCC”) and its wholly owned subsidiary RBG, LLC (doing business as CasaBlanca Resort/Casino/Golf/Spa) (“RBG”) and its wholly owned subsidiary CasaBlanca Resorts, LLC (doing business as Oasis Resort & Casino) (“Resorts LLC”) (collectively the “Company”) is engaged in the hotel casino industry in Mesquite, Nevada.
BG LLC was organized in Nevada on August 4, 2006 in anticipation of modifying B&BB’s and VRCC’s organizational structure through a holding company reorganization (“Reorganization”) for B&BB and VRCC. The Reorganization, which included a transfer of B&BB and VRCC shares for membership interests in BG LLC, was completed on December 31, 2006. As a result of the Reorganization, the Robert R. Black, Sr. Gaming Properties Trust (the “Black Trust”) owns 99.03% of the membership interests of BG LLC and Glenn Teixeira owns .97% of the membership interests of BG LLC. The members’ liability is limited to the amount of capital contributions they are required to make pursuant to BG LLC’s operating agreement.
Immediately prior to the Reorganization, VRCC acquired, directly and indirectly, an additional aggregate 11.2% ownership in RBG as a result of the following transaction:
•
VRCC received 100 shares of R. Black, Inc. (“RBI”) from the Black Trust. The Black Trust owns 100% of the outstanding shares of VRCC. The 100 shares of RBI representing 100% of the outstanding capital stock of RBI, was exchanged for 3.68 shares of VRCC held by the Black Trust, representing 3.68% of the outstanding capital stock of VRCC. RBI does not have any material operations, liabilities or assets other than a 5.47% ownership in RBG. The transfer of shares of RBI to VRCC was accounted for at the historical cost of RBG as RBI and VRCC were under common control.

•
VRCC received a 3.8% membership interest in RBG from the Black Trust in exchange for 2.57 shares of VRCC held by the Black Trust, representing 2.57% of the outstanding capital stock of VRCC. The transfer of membership interests of RBG to VRCC was accounted for at historical cost as the Black Trust and VRCC were under common control.

•
VRCC received a 1.92% membership interest in RBG from Glenn Teixeira in exchange for 1.29 shares of VRCC held by the Black Trust, representing 1.29% of the outstanding capital stock of VRCC. The acquisition of the membership interests from RBG from Glenn Teixeira was accounted for at fair value as it was considered an acquisition of a minority interest of a subsidiary. Based upon an internal analysis the fair value of Glenn Teixeira’s interest approximated book value.

The accompanying balance sheet as of December 31, 2007 and the unaudited condensed consolidated financial statements for the three and six month periods ended June 30, 2008 include the accounts of the Company and all of its majority-owned subsidiaries and are maintained in accordance with U.S. generally accepted accounting principles. The Reorganization, predicated on the transfer of shares of B&BB and VRCC for membership interests in BG LLC, represented a transaction between entities under common control and is accounted for in a manner similar to a pooling-of-interests. Accordingly, the contributed assets and assumed liabilities were recorded at B&BB and VRCC’s historical cost basis. As a result of the Reorganization, B&BB and VRCC became majority owned subsidiaries of BG LLC which owns 100%, directly or indirectly, in each subsidiary operating Company. Because of this majority ownership, the financial statements are consolidated.
The acquisition of Glenn Teixeira’s interest was presented as of the date the exchange occurred on December 31, 2006. All significant intercompany balances and transactions have been eliminated.

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
1. Basis of Presentation and Background (continued)
Interim Financial Statements — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments considered necessary for a fair presentation are included and are of a normal recurring nature. Our results of operations tend to be seasonal in nature and operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
The balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.
Reclassifications — Certain previously reported amounts in the condensed consolidated financial statements have been reclassified to conform to the current period’s presentation.
Recently Issued Accounting Standards — In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, the Company has only adopted the provisions of SFAS 157 with respect to its financial assets and liabilities that are measured at fair value within the financial statements as of December 31, 2007. The provisions of SFAS 157 have not been applied to non-financial assets and non-financial liabilities. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141 (revised) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and noncontrolling interest in the acquiree and the goodwill acquired. The revision is intended to simplify existing guidance and converge rulemaking under U.S. GAAP with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141 (revised) is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
1. Basis of Presentation and Background (continued)
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). This statement establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the noncontrolling interests. The statement also establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interest of the parent and those of the noncontrolling owners. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (“SFAS 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years beginning after November 15, 2008. SFAS No. 161 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 will become effective sixty days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of the provisions of SFAS 162 is not anticipated to materially impact the Company’s financial position, results of operations or cash flows.
2. Discontinued Operations
In October 2006, the Company moved forward with plans to dispose of the Palm’s Golf Course and Oasis Gun Club operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144,“Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company accounted for this endeavor as discontinued operations. At December 31, 2007 the Company determined that it no longer met the criteria to continue to classify the operations as discontinued. As such, previously presented financial data for the three and six month period ended June 30, 2007 has been re-characterized and presented as part of continuing operations.
The following table sets forth the operations for the three and six months ended June 30, 2007 related to Oasis Recreational Properties, Inc’s assets previously shown as held for sale that have been included as part of continuing operations (in thousands):

	For the three	For the six
	months ended	months ended
	June 30, 2007	June 30, 2007
Operating revenues	$842	$1,973
Operating expenses	728	1,589
Depreciation	45	90

Income from discontinued operations	$69	$294

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
3. Property and Equipment
Property and equipment consists of the following (in thousands):

	June 30, 2008	December 31, 2007

Land	$32,812	$32,812
Building	77,916	77,897
Land and leasehold improvements	18,106	17,940
Furniture and fixtures	84,190	83,922
Construction in progress	1,316	5,325

	214,340	217,896
Less: accumulated depreciation	(92,583)	(86,416)

Property and equipment, net	$121,757	$131,480

4. Notes Receivable
Notes receivable consist of the following (in thousands):

	June 30, 2008	December 31, 2007

Vacation interval notes receivable	$644	$912
Allowance for possible credit losses	(144)	(225)

Total notes receivable	500	687
Less: current portion	(247)	(150)

Non-current notes receivable	$253	$537

Notes generated from the sale of vacation intervals generally bear interest at annual rates ranging from 12.75% to 14.75% and have terms of 5 to 7 years. The vacation interval notes receivable are collateralized by the right to use and deeds of trust on the vacation interval sold.
In January of 2006, the Company adopted the provisions of SFAS 152, “Accounting for Real Estate Time-Sharing Transactions.” SFAS 152 amends existing accounting guidance to reference the financial accounting and reporting guidance for real estate time-sharing transactions provided in AICPA Statement of Position 04-02, “Accounting for Real Estate Time-Sharing Transactions.” In determining the allowance for possible credit losses, the Company, in accordance with SFAS 152, uses a technique referred to as static pool analysis, which tracks uncollectible notes receivable based on each year’s sales over the entire life of those notes. The Company considers whether the historical economic conditions are comparable to current economic conditions. If current economic conditions differ from the economic conditions in effect when the historical experience was generated, the Company adjusts the allowance for possible credit losses to reflect the expected effects of current economic conditions on uncollectibility. The Company groups all notes receivables in one pool for analytical purposes based on historical collectibility and customer demographics.

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
5. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2008	December 31, 2007

Accrued management fees	$426	$863
Accrued taxes	502	1,072
Accrued insurance	1,452	1,212
Accrued slot program	4,214	4,299
Accrued wages, benefits and other personnel costs	2,411	2,043
Accrued interest on Senior Notes	5,292	5,343
Accrued other	1,038	2,773

Total accrued liabilities	$15,335	$17,605

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
6. Gaming Equipment Financing
Gaming equipment financing consists of the following (in thousands):

	June 30, 2008	December 31, 2007

Gaming equipment financing to purchase 478 games, no payments for one year and monthly payments of $251 for 24 months beginning February 2006	$—	$248
Gaming equipment financing to purchase 68 games, no payments for one year and monthly payments of $43 for 24 months beginning January 2006	—	43

Gaming equipment financing to purchase 70 games, no payments for one year and monthly payments of $39 for 24 months beginning March 2006	—	38
Gaming equipment financing to purchase 80 games, monthly payments of $27 for 36 months beginning April 2005	—	165
Gaming equipment financing to purchase 64 games, no payments for one year and monthly payments of $26 for 24 months beginning February 2006	—	52
Gaming equipment financing to purchase 38 games, monthly payments of $13 for 36 months beginning April 2005	—	37
Gaming equipment financing to purchase 55 games, no payments for one year and monthly payments of $16 for 24 months beginning January 2006	—	282
Gaming equipment financing, monthly payments of $3 for 36 months beginning January 2005	—	1
Gaming equipment financing to purchase 4 games, monthly payments of $1 for 36 months beginning April 2005	—	8
Gaming equipment financing to purchase 6 games, no payments for one year and monthly payments of $6 for 24 months beginning February 2007	20	36
Gaming equipment financing, monthly payments of $1 for 36 months beginning July 2006	12	18
Gaming equipment financing, no payments for 18 months and monthly payments of $1 for 36 months beginning July 2006	6	104
Gaming equipment financing, monthly payments of $1 for 36 months and beginning on July 2006	5	8
Gaming equipment financing, monthly payments of $27 for 9 months and beginning April 2008	159	—
Gaming equipment financing, monthly payments of $12 for 11 months and beginning February 2008	69	—
Gaming equipment financing, monthly payments of $38 for 11 months and beginning February 2008	221	—
Gaming equipment financing, monthly payments of $7 for 9 months beginning April 2008	43	—

	535	1,040
Less: current portion	(535)	(1,025)

Gaming equipment financing, long-term portion	$—	$15

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
7. Long-term Debt
Long-term debt consists of the following (in thousands):

	June 30, 2008	December 31, 2007

Revolving credit facility totaling $15 million with Wells Fargo Foothill at a margin above prime or LIBOR, as defined; collateralized by substantially all assets of the Company as defined	$6,000	$9,500
9% senior secured notes, interest payable semiannually, principal due January 15, 2012, callable January 15, 2009	125,000	125,000
12 3/4 % senior subordinated notes, non-cash interest will accrue at an annual rate of 12 3/4 % in the form of increased accreted value until January 15, 2009. Beginning July 15, 2009, interest payable semiannually, principal due January 15, 2013, callable January 15, 2009	61,747	58,047

	192,747	192,547
Less: current portion	—	(9,500)

Total long-term debt	$192,747	$183,047

Revolving Facility
The Wells Fargo Foothill, Inc. credit facility (“Foothill Facility”) is secured by substantially all the assets of the Company. During the life of the Foothill Facility, the Company may borrow up to the lesser of (1) $15.0 million less the Letter of Credit Usage, as defined, less the Bank Product Reserve, as defined, or (2) the Borrowing Base, as defined, less the Letter of Credit Usage. At June 30, 2008, $6.0 million was drawn under the Foothill Facility. Accordingly, the availability under the Foothill Facility at June 30, 2008 was limited to approximately $9.0 million.
Under the terms of the Foothill Facility, interest accrues on the outstanding principal balance at LIBOR plus the LIBOR Rate Margin, which is 3.5%, or the Base Rate, as defined, plus the Base Rate Margin, which is 2%. LIBOR was approximately 2.5% and prime was 5.0% at June 30, 2008. The Foothill Facility also contains certain financial and other covenants. These include a minimum trailing twelve-month Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of $15 million for the Company and limitations on other indebtedness and capital expenditures, as defined.
On June 20, 2008, the Company entered into a Second Amendment (“Second Amendment”) to the Foothill Facility. The Second Amendment extended the maturity date of the Foothill Facility from December 20, 2008 to June 30, 2011. The Second Amendment reduced the Company’s allowable capital expenditures and modified the definition of EBITDA. The Company was in compliance with the covenants set by the Foothill Facility at June 30, 2008 and December 31, 2007, respectively. The outstanding balance on the Foothill Facility is a joint and several obligation of the Company.
Senior Secured and Senior Subordinated Notes
In December 2004, VRCC, RBG and B&BB (the “Issuers”) issued $125.0 million of 9% senior secured notes (“Senior Notes”) due on January 15, 2012 and $39.9 million in gross proceeds of 12 3/4% senior subordinated notes (“Senior Sub Notes”) due January 15, 2013 (collectively the “Notes”). The Notes are joint and several obligations of the Issuers and all current and future subsidiaries of the Issuers. The Guarantors are all the wholly owned subsidiaries of the Issuers.
The Senior Notes pay interest semiannually while the Senior Sub Notes accrue interest in the form of increased accreted value until January 15, 2009, when the book value of the Senior Sub Notes reaches $66.0 million. Beginning on July 15, 2009 and thereafter, the Senior Sub Notes will pay interest semiannually similar to the Senior Notes.

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
7. Long-term Debt (continued)
The indentures governing the Notes (the “Indentures”) contain certain customary financial and other covenants, which limit the Company’s ability to incur additional debt. The Indentures provide that the Company may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio, as defined, on a pro-forma basis after the incurrence of the additional indebtedness is at least 2.00 to 1.00. As of June 30, 2008, the Company has a Consolidated Coverage Ratio that is less than 2.00 to 1.00 and accordingly has incurred no additional indebtedness as defined.
The Indentures also contain other covenants which limit the ability of the Issuers and Guarantors, as defined, to pay dividends, redeem stock, or make other distributions, make investments, create certain liens, enter into certain transactions with affiliates, utilize proceeds from asset sales, transfer or sell assets, issue or sell equity interests of subsidiaries and enter into certain mergers and consolidations, as defined in the Indentures. There are no restrictions related to the transfer of funds between the Issuers, Guarantors and their respective subsidiaries. The Issuers were in compliance with these covenants at June 30, 2008 and December 31, 2007.
The Senior Notes are secured by substantially all existing and future assets of the Issuers and the Guarantors, as well as the equity interest of the Guarantors and the equity interests of the Black Trust in the Issuers.
The Senior Notes are subordinated to the security interests of the Foothill Facility. The Senior Sub Notes are subordinate to the Senior Notes and all other indebtedness of the Company.
8. Related Party Transactions
Virgin River Foodmart, Inc., a Nevada corporation, (“Foodmart”) is owned by former shareholders of VRCC. Participants in the Company’s slot club program are able to redeem their points for gasoline at the Foodmart. Foodmart charges the Company the retail amount of gas purchased with player points. Charges associated with the point redemption for gasoline at the Foodmart were $6,000, $15,000, $8,000 and $18,000 for the three and six months ended June 30, 2008 and 2007, respectively.
Black & LoBello is a law firm managed by the daughter of Mr. Black. The Company retains Black & LoBello as outside legal counsel, and has incurred legal fees for legal services in the amount of $24,000, $44,000, $65,000 and $167,000 for the three and six months ended June 30, 2008 and 2007, respectively.
Pursuant to the Indenture, Mr. Black is entitled to a management fee for his management of the Companies of up to 5% of EBITDA. The Company expensed $192,000, $426,000, $292,000 and $583,000 during the three and six months ended June 30, 2008 and 2007, respectively.
Gaming Research is a consulting firm that was retained to perform marketing research for the Company. The principal of Gaming Research is the father of the Company’s former chief operating officer. Gaming research received consulting fees of $0, $0, $31,000 and $89,000 for the three and six months ended June 30, 2008 and 2007, respectively.
Resorts LLC provided management and other services to two related parties that manage and operate the home owners associations of the vacation intervals sold at the property. Included in the accompanying condensed consolidated balance sheet at June 30, 2008 and December 31, 2007, is a receivable for $286,000 and $327,000, respectively, related to amounts owed for those services.
During 2006, the Company entered into an agreement with Town Center Drive & 215, LLC to lease executive office space. The term of the lease is 84 months at a rate of approximately $11,508 a month. Mr. Black is the owner and manager of Town Center Drive & 215, LLC. The Company has expensed $42,000, $85,000, $12,000 and $12,000 during the three and six months ended June 30, 2008 and 2007.

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
9. Impairment of Long Lived Assets
In conjunction with the Company’s original plan to expand the Casablanca Hotel and Casino with a 180-room hotel tower, the Company incurred costs associated with the architectural design and planning of this project. These plans have since been re-evaluated and abandoned as of March 31, 2008. As a result, the Company has recognized a non-cash write-off of these assets of approximately $1.0 million which is included as a component of operating expenses under the caption “Impairment of long lived assets”.
During the second quarter of 2008 the Company re-assessed its plans to build a 37,000 square foot event center. As a result of the decision to indefinitely postpone the event center project the Company recognized non-cash write off of $2.9 million which is included as a component of operating expenses under the caption “Impairment of long lived assets”.
In accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company performs an impairment test of goodwill on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value. If Step One indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.
Because such indicators existed for Black Gaming during the three months ended June 30, 2008, the Company performed impairment testing on Black Gaming’s goodwill. Factors deemed by the Company to be collectively an indicator that a goodwill impairment test was required for Black Gaming include record high fuel prices, operating losses and a softening U.S. economy.
For purposes of testing Black Gaming’s goodwill, the Company estimated Black Gaming’s fair value using a valuation technique based on discounted cash flows to substantiate the results of our enterprise value. The discounted cash flow approach is dependent on a number of critical management assumptions including appropriate discount rates and other relevant assumptions.
Step One indicated the fair value of Black Gaming was less than its carrying value. Consequently, to confirm the existence of and to measure the amount of any impairment, the Company was required to perform Step Two of the SFAS 142 goodwill impairment testing methodology. In Step Two of the impairment testing, the Company determined the implied fair value of Black Gaming’s goodwill estimating the current fair value of all of its assets and liabilities, including any recognized and unrecognized intangible assets. As a result of the Step Two testing, the Company determined that goodwill was fully impaired and therefore recorded a $12.5 million impairment charge during the three months ended June 30, 2008 to eliminate the carrying value of Black Gaming’s goodwill. This impairment charge is classified within “Goodwill impairment” in the Company’s condensed consolidated statements of income.
10. Commitment and Contingencies
On March 27, 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that complimentary meals provided to employees and patrons are not subject to Nevada use tax. On April 15, 2008, the Department of Taxation filed a motion for rehearing of the Supreme Court’s decision and in July 2008, the Court denied that motion for rehearing. Through June 2008, the Company paid use tax on these items and filed for refunds for the periods from July 2000 to present. The amount subject to these refunds is approximately $1.8 million plus interest. As of June 30, 2008, the Company had not recorded a receivable related to this matter.

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
11. Supplemental Guarantor Condensed Consolidating Financial Statements
At June 30, 2008, BG LLC and all of the Issuers, and Issuers’ subsidiaries, each of which is directly or indirectly wholly-owned by BG LLC, are guarantors under the Foothill Facility and the Indentures, see Note 7. These guarantees are full, unconditional and joint and several. The following tables represent the condensed consolidating balance sheets of BG LLC (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of June 30, 2008 and December 31, 2007 and the related condensed consolidating statements of operations and cash flows for the three and six months ended June 30, 2008 and 2007.

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
As of June 30, 2008
BALANCE SHEET (unaudited)

Current Assets, including intercompany accounts	$4,106	$63,649	$—	$(51,484)	$16,271
Property and equipment, net	238	121,519	—	—	121,757
Other Intangibles	—	21,599	—	—	21,599

Other assets excluding intercompany accounts	—	110,821	—	(103,118)	7,703

Total Assets	$4,344	$317,588	$—	$(154,602)	$167,330

Current Liabilities, including intercompany accounts	$7,700	$63,339	$—	$(51,484)	$19,555
Long-term debt, less current portion	—	192,747	—	—	192,747

Members’ (Deficit) Equity	(3,356)	61,502	—	(103,118)	(44,972)

Total Liabilities & Members’ (Deficit) Equity	$4,344	$317,588	$—	$(154,602)	$167,330

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
As of December 31, 2007
BALANCE SHEET

Current Assets, including intercompany accounts	$5,257	$43,001	$—	$(29,976)	$18,282
Property and equipment, net	420	131,060	—	—	131,480
Goodwill and Other Intangibles	—	35,828	—	—	35,828

Other assets excluding intercompany accounts	—	111,812	—	(103,118)	8,694

Total Assets	$5,677	$321,701	$—	$(133,094)	$194,284

Current Liabilities, including intercompany accounts	$8,077	$53,800	$—	$(29,976)	$31,901
Long-term debt, less current portion	—	183,047	—	—	183,047

Gaming equipment financing, less current portion	—	15	—	—	15
Members’ (Deficit) Equity	(2,400)	84,839	—	(103,118)	(20,679)

Total Liabilities & Members’ (Deficit) Equity	$5,677	$321,701	$—	$(133,094)	$194,284

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
11. Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

For the three months ending June 30, 2008

STATEMENT OF OPERATIONS (unaudited)

Net Revenues	$—	$37,557	$—	$(1,575)	$35,982

Operating Expenses:
Casino	—	10,314	—	—	10,314
Food and beverage	—	6,184	—	—	6,184
Hotel	—	2,178	—	—	2,178
Other	—	2,559	—	—	2,559
General and administrative	458	11,395	—	(1,575)	10,278
Depreciation and amortization	12	4,130	—	—	4,142
Loss on disposal of assets	—	41	—	—	41
Impairment of long lived assets	—	2,860	—	—	2,860
Goodwill impairment	—	12,497	—	—	12,497

Operating loss	(470)	(14,601)	—	—	(15,071)

Other Expense:
Interest expense, net	2	5,236	—	—	5,238

Net loss	$(472)	$(19,837)	$—	$—	$(20,309)

STATEMENT OF CASH FLOWS

Net cash (used in) provided by operating activities	$(22)	$339	$—	$—	$317
Net cash provided by (used in) investing activities	22	(192)	—	—	(170)
Net cash used in financing activities	—	(1,801)	—	—	(1,801)

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
11. Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

For the six months ending June 30, 2008

STATEMENT OF OPERATIONS (unaudited)

Net Revenues	$—	$77,686	$—	$(3,150)	$74,536

Operating Expenses:
Casino	—	22,025	—	—	22,025
Food and beverage	—	11,674	—	—	11,674
Hotel	—	3,855	—	—	3,855
Other	—	5,010	—	—	5,010
General and administrative	929	22,946	—	(3,150)	20,725
Depreciation and amortization	25	8,398	—	—	8,423
Loss on disposal of assets	—	204	—	—	204
Impairment of long lived assets	—	3,833	—	—	3,833
Goodwill impairment	—	12,497	—	—	12,497

Operating loss	(954)	(12,756)	—	—	(13,710)

Other Expense:
Interest expense, net	2	10,581	—	—	10,583

Net loss	$(956)	$(23,337)	$—	$—	$(24,293)

STATEMENT OF CASH FLOWS

Net cash provided by operating activities	$12	$3,523	$—	$—	$3,535
Net cash used in investing activities	(12)	(357)	—	—	(369)
Net cash used in financing activities	—	(4,526)	—	—	(4,526)

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
11. Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

For the three months ending June 30, 2007

STATEMENT OF OPERATIONS (unaudited)

Net Revenues	$—	$44,525	$—	$(1,575)	$42,950

Operating Expenses:
Casino	—	13,144	—	—	13,144
Food and beverage	—	5,857	—	—	5,857
Hotel	—	1,687	—	—	1,687
Other	—	3,355	—	—	3,355
General and administrative	711	12,967	—	(1,575)	12,103
Depreciation and amortization	5	4,198	—	—	4,203
Loss on disposal of assets	—	116	—	—	116

Operating (loss) income	(716)	3,201	—	—	2,485

Other Expense:
Interest expense, net	—	5,070	—	—	5,070

Net loss	$(716)	$(1,869)	$—	$—	$(2,585)

STATEMENT OF CASH FLOWS

Net cash provided by operating activities	$75	$3,721	$—	$—	$3,796
Net cash used in investing activities	(75)	(3,489)	—	—	(3,564)
Net cash used in financing activities	—	(7,447)	—	—	(7,447)

Black Gaming, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
11. Supplemental Guarantor Condensed Consolidating Financial Statements (continued)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

For the six months ended June 30, 2007

STATEMENT OF OPERATIONS (unaudited)

Net Revenues	$—	$91,472	$—	$(3,150)	$88,322

Operating Expenses:
Casino	—	26,983	—	—	26,983
Food and beverage	—	11,821	—	—	11,821
Hotel	—	3,199	—	—	3,199
Other	—	6,791	—	—	6,791
General and administrative	1,295	26,894	—	(3,150)	25,039
Depreciation and amortization	8	8,351	—	—	8,359
Loss on disposal of assets	—	98	—	—	98

Operating (loss) income	(1,303)	7,335	—	—	6,032

Other Expense:
Interest expense, net	—	10,216	—	—	10,216

Net loss	$(1,303)	$(2,881)	$—	$—	$(4,184)

STATEMENT OF CASH FLOWS

Net cash provided by operating activities	$170	$7,553	$—	$—	$7,723
Net cash used in investing activities	(170)	(7,204)	—	—	(7,374)
Net cash provided by financing activities	—	139	—	—	139

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the accompanying notes. This discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial position, business and financing plans. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statement, including those discussed herein and elsewhere in our Form 10-K for the year ended December 31, 2007, particularly under the heading “Risk Factors.” We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Unless the context indicates otherwise, all references to the “Company”, “Black Gaming”, “we”, “us” and “our” refer to Black Gaming, LLC and its direct and indirect wholly owned subsidiaries, Virgin River Casino Corporation, RBG, LLC, B & B B, Inc., Casablanca Resorts, LLC, Oasis Interval Ownership, LLC, Oasis Interval Management, LLC, Oasis Recreational Properties, Inc. and R. Black, Inc.
Overview
We own and operate the CasaBlanca Hotel & Casino (“Casablanca), the Oasis Hotel & Casino (“Oasis”) and the Virgin River Hotel & Casino (“Virgin River”) in Mesquite, Nevada, which is located approximately 80 miles north of Las Vegas. We own three of the four operating casinos in Mesquite and our properties have a dominant market share in Mesquite. Our properties are well established, each having been in operation for at least ten years, and serve as significant drive-in gaming and resort destinations. Our properties collectively feature approximately 2,115 slot machines, 70 table games, and 2,300 hotel rooms, and offer extensive amenities, including championship golf courses, full service spas, a bowling center, movie theaters, restaurants, and banquet and conference facilities. With each of our properties, we leverage our extensive value-oriented amenities and emphasis on slot play to target middle market gaming customers.
Our revenues are primarily derived from gaming revenues, which include revenues from slot machines, table games, live keno, race and sports book wagering and bingo. Gaming revenues are generally defined as gaming wins less gaming losses. In addition, we derive a significant amount of revenue from our hotel rooms and our food and beverage outlets. We also derive revenues from our golf courses, spa facilities, timeshare units, bowling center and other amenities. Promotional allowances consist primarily of hotel and food and beverages furnished gratuitously to customers. The retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowances. We calculate operating income as net revenues less total operating costs and expenses. Operating income represents only those amounts that relate to our operations and excludes interest income, interest expense, and other non-operating income and expenses.
We are classified as a “flow-through” entity under the partnership or Subchapter S provisions of the Internal Revenue Code of 1986, as amended. Under those provisions, the owners of the companies pay or are responsible for reporting our taxable income on their separate returns. Accordingly, a provision for income taxes is not included in our financial data.
We were organized as a limited-liability company in Nevada on August 4, 2006 in anticipation of modifying B&BB’s and VRCC’s organizational structure through a holding company reorganization (“Reorganization”) for B&BB and VRCC. The Reorganization, which included a transfer of B&BB and VRCC shares for membership interests in us, was completed on December 31, 2006. As a result of the Reorganization, the Robert R. Black, Sr. Gaming Properties Trust (the “Black Trust”) owns 99.03% of our membership interests and Glenn Teixeira owns 0.97% of our membership interests. The transfer of shares of B&BB and VRCC for membership interests has been accounted for as a reorganization of entities under common control in a manner similar to a pooling-of-interests. Accordingly, the contributed assets and assumed liabilities were recorded at B&BB’s and VRCC’s historical cost basis.

Immediately prior to the Reorganization, VRCC acquired, directly and indirectly, an additional aggregate 11.2% ownership in RBG as a result of the following transaction:
•
VRCC received 100 shares of R. Black, Inc. (“RBI”) from the Black Trust. The Black Trust owns 100% of the outstanding shares of VRCC. The 100 shares of RBI, representing 100% of the outstanding capital stock of RBI, were exchanged for 3.68 shares of VRCC held by the Black Trust, representing 3.68% of the outstanding capital stock of VRCC. RBI does not have any material operations, liabilities or assets other than a 5.47% ownership in RBG. The transfer of shares of RBI to VRCC was accounted for at the historical cost of RBG as RBI and VRCC were under common control.

•
VRCC received a 3.8% membership interest in RBG from the Black Trust in exchange for 2.57 shares of VRCC held by the Black Trust, representing 2.57% of the outstanding capital stock of VRCC. The transfer of membership interests of RBG to VRCC was accounted for at historical cost as the Black Trust and VRCC were under common control.

•
VRCC received a 1.92% membership interest in RBG from Glenn Teixeira in exchange for 1.29 shares of VRCC held by the Black Trust, representing 1.29% of the outstanding capital stock of VRCC. The acquisition of the membership interests in RBG from Glenn Teixeira was accounted for at fair value as it was considered an acquisition of a minority interest of a subsidiary. Based upon an internal analysis the fair value of Glenn Teixeira’s interest approximated book value.

The Reorganization, predicated on the transfer of shares of B&BB and VRCC for membership interests in us, represented a transaction between entities under common control and is accounted for in a manner similar to a pooling-of-interests. Accordingly, the contributed assets and assumed liabilities were recorded at B&BB and VRCC’s historical cost basis and the financials are prepared as though the reorganization of entities under common control took place as of January 1, 2006. As a result of the Reorganization, B&BB and VRCC became our majority owned subsidiaries and we own 100%, directly or indirectly, of each subsidiary operating Company. The acquisition of Glenn Teixeira’s interest was presented as of the date the exchange occurred on December 31, 2006. In addition, Black Gaming, LLC, VRCC, RBG and B&BB are jointly managed and share resources.
Currently, RBG directly owns and operates the CasaBlanca, and through its wholly-owned subsidiary, owns and operates the Oasis. In May 2001, CasaBlanca Resorts, LLC formed three subsidiaries—Oasis Interval Ownership, LLC, a Nevada limited-liability company; Oasis Recreational Properties, Inc., a Nevada corporation; and Oasis Interval Management, LLC, a Nevada limited-liability company. Oasis Interval Ownership, LLC and Oasis Interval Management, LLC were formed in connection with the operation and management of time share operations. Oasis Recreational Properties, Inc. owns the recreational facility that is associated with the Oasis.
B&BB was formed in December 1989 in connection with the construction and development of the Virgin River. B&BB operates the hotel casino and owns certain personal property including furniture and fixtures, leasehold improvements and gaming equipment within the casino. VRCC was formed in July 1988 in connection with the construction of the Virgin River. VRCC currently owns the land and buildings associated with the Virgin River as well as the Virgin River Convention Center. VRCC generates income from rents received from B&BB which operates the Virgin River.
The Virgin River Convention Center is currently a non-operating casino, which we acquired out of bankruptcy for $6.3 million in November 2000. The Virgin River Convention Center has 12,000 square feet of gaming space and 210 hotel rooms. We are presently using the property as a special events facility and for overflow hotel traffic from our other properties. We believe that the Virgin River Convention Center gives us a competitive advantage in the Mesquite market because it allows us the flexibility of opening the casino to meet market demand and to maintain our market share in the future on a cost-effective basis.
In order to offer our customers attractive and modern facilities, we evaluate our properties for appropriate renovations and maintenance.

Key Performance Indicators
Our operating results are highly dependent on the volume of customers at our properties, which in turn impacts the price we can charge for our hotel rooms and other amenities. We generate a significant portion of our operating income from the gaming and hotel portions of our operations. Most of our revenue is essentially cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. Our industry is capital intensive and we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development.
Our results of operations tend to be seasonal in nature. During the year ended December 31, 2007, approximately 38% of our operating income (less depreciation and amortization and other non-cash items) was generated in the first quarter and approximately 35% was generated in the second quarter with the remainder being generated during the final half of the year. Additionally, we believe that our operations have been adversely impacted by the general economic weakness in Nevada and rising gasoline costs.
Financial Highlights of Black Gaming, LLC and Subsidiaries
For the three and six months ended June 30, 2008 and 2007 (unaudited) (in thousands)

	Three months ended June 30,		%	Six months ended June 30,		%
	2008	2007	Change	2008	2007	Change

Casino revenues	$21,249	$27,181	(21.8%)	$45,582	$56,733	(19.7%)
Casino expenses	10,314	13,144	(21.5%)	22,025	26,983	(18.4%)
Profit margin	51.5%	51.6%	—	51.7%	52.4%	—

Food and beverage revenues	$8,621	$10,737	(19.7%)	$18,007	$21,751	(17.2%)
Food and beverage expenses	6,184	5,857	5.6%	11,674	11,821	(1.2%)
Profit margin	28.3%	45.5%	—	35.2%	45.7%	—

Hotel revenues	$7,939	$9,453	(16.0%)	$16,044	$19,802	(19.0%)
Hotel expenses	2,178	1,687	29.1%	3,855	3,199	20.5%
Profit margin	72.6%	82.2%	—	76.0%	83.8%	—

Other revenues	$4,682	$5,466	(14.3%)	$10,259	$11,240	(8.7%)
Other expenses	2,559	3,355	(23.7%)	5,010	6,791	(26.2%)

Promotional allowances	$6,509	$9,887	(34.2%)	$15,356	$21,204	(27.6%)
Percent of gross revenues	15.3%	18.7%	—	17.1%	19.4%	—

General and administrative expenses	$10,278	$12,103	(15.1%)	$20,725	$25,039	(17.2%)
Percent of net revenues	28.6%	28.2%	—	27.8%	28.3%	—
Three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007
Consolidated Net Revenues. Consolidated net revenues decreased by 16.2% to $36.0 million for the three months ended June 30, 2008 as compared to $43.0 million for the three months ended June 30, 2007. The decrease was primarily due to a $5.9 million decrease in casino revenues, a $2.1 million decrease in food and beverage revenues and a $1.5 million decrease in hotel revenues and a $0.8 million decrease in other revenues offset by a $3.4 million decrease in promotional allowances.

Consolidated net revenues decreased by 15.6% to $74.5 million for the six months ended June 30, 2008 as compared to $88.3 million for the six months ended June 30, 2007. The decrease was primarily due to a $11.2 million decrease in casino revenues, a $3.7 million decrease in food and beverage revenues, a $3.8 million decrease in hotel revenues and a $1.0 million decrease in other revenues offset by a $5.8 million decrease in promotional allowances.
Consolidated Operating Income. Consolidated operating income decreased to a $15.1 million loss for the three months ended June 30, 2008 as compared to operating income of $2.5 million for the three months ended June 30, 2007. In addition, our operating margin decreased to (41.9%) of net revenues for the three months ended June 30, 2008 as compared to an operating income margin of 5.8% of net revenues for the three months ended June 30, 2007. The main reasons for the decrease in operating income were a decrease in consolidated net revenues of $7.0 million, a $0.3 million increase in food and beverage expenses, a $0.5 million increase in hotel expenses and a $15.4 million impairment charge offset by a $2.8 million decrease in casino expenses, a $0.8 million reduction in other expenses and a $1.8 million decrease in general and administrative expenses for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.
Consolidated operating income decreased to a $13.7 million loss for the six months ended June 30, 2008 as compared to operating income of $6.0 million for the six months ended June 30, 2007. In addition, our operating income margin decreased to (18.4%) of net revenues for the six months ended June 30, 2008 as compared to an operating income margin of 6.8% of net revenues for the six months ended June 30, 2007. The main reasons for the decrease in operating income were a decrease in consolidated net revenues of $13.8 million, a $0.7 million increase in hotel expenses and a $16.3 million impairment charge offset by a $5.0 million reduction in casino expenses, a $0.1 million decrease in food and beverage expenses, a $1.8 million decrease in other expenses and a $4.3 million decrease in general and administrative expenses for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.
Casino. Casino revenues decreased 21.8% to $21.2 million for the three months ended June 30, 2008 as compared to $27.2 million for the three months ended June 30, 2007. The decrease in casino revenues was due to a decrease in slot revenues of $5.6 million between periods, a decrease of $0.4 million in table games revenues and a slight decrease in other gaming revenues of $0.1 million, as compared to the same period in the prior year. Casino profit margin decreased slightly to 51.5% for the three months ended June 30, 2008 as compared to 51.6% for the three months ended June 30, 2007. Casino expenses decreased 21.5% to $10.3 million for the three months ended June 30, 2008 as compared to $13.1 million for the three months ended June 30, 2007. The decrease in casino expenses was mostly attributable to decreased advertising and promotional expenses in addition to decreased taxes and license fees which dropped due to reduced gaming revenues.
Casino revenues decreased 19.7% to $45.6 million for the six months ended June 30, 2008 as compared to $56.7 million for the six months ended June 30, 2007. The decrease in casino revenues was due to a $9.7 million decrease in slot revenues, a decrease of $1.0 million in table games revenues and a $0.5 million decrease in other gaming revenues. Casino profit margin decreased to 51.7% for the six months ended June 30, 2008 as compared to 52.4% for six months ended June 30, 2007. Casino expenses decreased 18.4% to $22.0 million for the six months ended June 30, 2008 as compared to $27.0 million for the six months ended June 30, 2007. The decrease in casino expenses was mostly attributable to decreased advertising and promotional expenses as we changed such efforts in an effort to better target our casino guests, and to decreased taxes and license fees which dropped due to decreased gaming revenues.
Food and Beverage. Food and beverage revenues decreased by 19.7% to $8.6 million for the three months ended June 30, 2008 as compared to $10.7 million for the three months ended June 30, 2007. Revenues decreased due to the effect of reduced pricing in all of our outlets. Food and beverage expenses increased by 5.6% to $6.2 million for the three months ended June 30, 2008 as compared to $5.9 million for the three months ended June 30, 2007. The increase in food and beverage expenses was attributable to a slight increase in operational expenses and direct food costs. Food and beverage profit margin decreased to 28.3% for the six months ended June 30, 2008 as compared to 45.5% for the three months ended June 30, 2007. The decrease in food and beverage profit margin is primarily due to the effects of reduced pricing in all our outlets.

Food and beverage revenues decreased by 17.2% to $18.0 million for the six months ended June 30, 2008 as compared to $21.8 million for the six months ended June 30, 2007. Revenues decreased due to the effect of reduced pricing in all of our outlets. Food and beverage expenses decreased slightly to $11.7 million for the six months ended June 30, 2008 as compared to $11.8 million for the six months ended June 30, 2007. The decrease in food and beverage expenses was mainly due to a reduction in salaries and benefits and a reduction in direct food costs. Food and beverage profit margin decreased to 35.2% for the six months ended June 30, 2008 as compared to 45.7% for the six months ended June 30, 2007. The decrease in food and beverage profit margin is primarily due to the effect of reduced pricing.
Hotel. Hotel revenues decreased by 16.0% to $7.9 million for the three months ended June 30, 2008 as compared to $9.5 million for the three months ended June 30, 2007. The decrease in revenues was due primarily to lower average daily room rates on similar occupancy as in the prior period. Hotel expenses increased 29.1% to $2.2 million for the three months ended June 30, 2008 compared to $1.7 million for the three months ended June 30, 2007 primarily due to increases in temporary labor expenditures. Hotel profit margin decreased to 72.6% for the three months ended June 30, 2008 from 82.2% in the prior three month period ended June 30, 2007.
Hotel revenues decreased 19.0% to $16.0 million for the six months ended June 30, 2008 as compared to $19.8 million for the six months ended June 30, 2007. Hotel revenues decreased primarily due to decreases in average daily room rates on similar occupancy as in the prior period. Hotel expenses increased 20.5% to $3.9 million for the six months ended June 30, 2008 compared to $3.2 million for the six months ended June 30, 2007 primarily due to increases in temporary labor expenditures. Hotel profit margin decreased to 76.0% for the six months ended June 30, 2008 from 83.8% in the prior six month period ended June 30, 2007.
Other Revenues. Other revenues decreased 14.3% to $4.7 million for the three months ended June 30, 2008 as compared to $5.5 million for the three months ended June 30, 2007. The decrease in other revenues was due mainly to a decrease in concert and showroom event revenues as a result of reduced event scheduling and a reduction in spa revenues. Other expenses decreased 23.7% to $2.6 million for the three months ended June 30, 2008 as compared to $3.4 million for the three months ended June 30, 2007 mainly due to a decrease in costs associated with concert and showroom events and reduced repairs and maintenance expenditures.
Other revenues decreased 8.7% to $10.3 million for the six months ended June 30, 2008 as compared to $11.2 million for the six months ended June 30, 2007 due mainly to a decrease in concert and show room event revenues as a result of reduced event scheduling, a reduction in spa revenues and a decrease in revenues generated from the Oasis Gun Club. Other expenses decreased 26.2% to $5.0 million for the six months ended June 30, 2008 as compared to $6.8 million for the six months ended June 30, 2007 due to a decrease in costs associated with concert and showroom events and reduced repairs and maintenance expenditures.
Promotional Allowances. Promotional allowances decreased by 34.2% to $6.5 million for the three months ended June 30, 2008 as compared to $9.9 million for the three months ended June 30, 2007. As a percent of gross revenues, promotional allowances decreased to 15.3% for the three months ended June 30, 2008 as compared to 18.7% for the three months ended June 30, 2007 due to a reduction in general promotions attributable to servicing casino guests.
Promotional allowances decreased by 27.6% to $15.4 million for the six months ended June 30, 2008 as compared to $21.2 million for the six months ended June 30, 2007. As a percent of gross revenues, promotional allowances decreased to 17.1% for the six months ended June 30, 2008 as compared to 19.4% for the six months ended June 30, 2007 due to a reduction in general promotions attributable to servicing casino guests.
General and Administrative (“G&A”). G&A expenses decreased by 15.1% to $10.3 million for the three months ended June 30, 2008 as compared to $12.1 million for the three months ended June 30, 2007. As a percent of net revenues, G&A expenses increased slightly to 28.6% of net revenues for the three months ended June 30, 2008 as compared to 28.2% of net revenues for the three months ended June 30, 2007. G&A expenses decreased primarily due to a reduction in salaries and benefits as a result of staff reductions, supplies and a decrease in legal and other professional fees.
G&A expenses decreased by 17.2% to $20.7 million for the six months ended June 30, 2008 as compared to $25.0 million for the six months ended June 30, 2007. As a percent of net revenues, G&A expenses decreased to 27.8% of net revenues for the six months ended June 30, 2008 as compared to 28.3% of net revenues for the six months ended June 30, 2007. G&A expenses decreased primarily due to a reduction in salaries and benefits as a result of staff reductions, a decrease in employee awards, a reduction in supplies, repairs and maintenance expenditures, a reduction in taxes and licenses and legal and other professional fees.

Depreciation and Amortization. Depreciation and amortization expense remained relatively flat at $4.1 million for the three months ended June 30, 2008 compared to $4.2 million for the three months ended June 30, 2007.
Depreciation and amortization expense remained relatively flat at $8.4 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.
Interest Expense. Interest expense increased to $5.2 million for the three months ended June 30, 2008 as compared to $5.1 million for the three months ended June 30, 2007. The increase was due to an increase in the amount of outstanding debt.
Interest expense increased to $10.6 million for the six months ended June 30, 2008 as compared to $10.2 million for the six months ended June 30, 2007. The increase was due to an increase in the amount of outstanding debt.
Liquidity and Capital Resources
Cash Flows and Credit Facility
Our primary sources of liquidity and capital resources have been cash flow from operations and our credit facility with Wells Fargo Foothill (the “Foothill Facility”). As of June 30, 2008 and December 31, 2007, cash and cash equivalents were $8.1 million and $9.5 million, respectively. Additionally, approximately $9.0 million is available under the Foothill Facility at June 30, 2008.
Operating Activities
Cash provided by operating activities for the six months ended June 30, 2008 was $3.5 million compared to $7.7 million for the six months ended June 30, 2007. The $4.2 million decrease was primarily due to a $3.2 million decrease in operating income (excluding depreciation and amortization expense and other non-cash charges) in addition to changes in operating assets and liabilities of $1.6 million during the six month period ended June 30, 2008 compared to the same period in the prior year.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2008 was $0.4 million compared to $7.4 million for the six months ended June 30, 2007. The majority of cash used for the period ended June 30, 2008 was related to capital expenditures. The majority of cash used for the period ended June 30, 2007 was related to the Virgin River casino floor renovations and purchases related to our temporary concert space.

Financing Activities
Cash used by financing activities for the six months ended June 30, 2008 was $4.5 million compared to cash provided by financing activities of $0.1 million for the six months ended June 30, 2007. For the six months ended June 30, 2008, $1.3 million related to payments on gaming equipment financing, $8.5 million related to payments of long term debt and $0.2 million related to payments of financing costs related to the renewal of the Foothill Facility. These financing outflows were offset by $5.0 million of borrowings on the Foothill Facility and $0.4 million of increases in bank overdrafts. For the six months ended June 30, 2007, $1.0 million represented a decrease in the bank overdraft balance, $2.4 million related to payments on gaming equipment financing, $6.0 million related to payments of long term debt and $0.6 million related to change in other assets. These financing outflows were offset by $9.5 million of borrowings on the Foothill Facility.
Contractual Obligations and Commitments for Black Gaming, LLC
On June 20, 2008, Black Gaming, LLC’s direct and indirect wholly owned subsidiaries, Virgin River Casino Corporation, RBG, LLC, B & B B, Inc., Casablanca Resorts, LLC, Oasis Interval Ownership, LLC, Oasis Interval Management, LLC, and Oasis Recreational Properties, LLC (collectively, the “Company”) entered into a Second Amendment to Credit Agreement (the “Second Amendment”) with Wells Fargo Foothill, Inc. (“Wells Fargo”). The Second Amendment amends certain terms of the Credit Agreement dated December 20, 2004, as amended by the Joinder Agreement and Amendment dated as of December 31, 2006 and the First Amendment to Credit Agreement dated as of October 26, 2007 (collectively, the “Credit Agreement”) by and between the Company and Wells Fargo.
The Second Amendment extends the Maturity Date of the Credit Agreement from December 21, 2008 to June 30, 2011. The Second Amendment also reduces the Company’s allowable Capital Expenditures from $19,000,000 to $8,000,000 in fiscal year 2008 and sets the Company’s allowable Capital Expenditures at $8,000,000 in fiscal years 2009, 2010 and 2011. The Second Amendment also modifies the definition of “EBITDA.”
Other Liquidity Matters
Recently, the residential real estate market in Las Vegas and Clark County, Nevada and the U.S. has experienced a significant downturn due to declining real estate values, substantially reducing mortgage loan originations and securitizations, increasing residential mortgage foreclosures and precipitating more generalized credit market dislocations and significant contraction in available liquidity globally. The general commercial market and gaming industry in Nevada has also shown significant signs of economic slowdown. These factors, combined with significantly higher oil and gasoline prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slow down and probable recession. Further declines in real estate values in Las Vegas and Clark County, Nevada and the U.S. or elsewhere and continuing credit and liquidity concerns could have an adverse affect on our results of operations. The broader economic slowdown being experienced in Nevada and the region will likely adversely impact discretionary spending for leisure and other recreational activities, such as gaming and resort services offered by our resorts. Markets with which we compete, such as hotel-casino resorts in Las Vegas and elsewhere, are offering discounted room and other packages in an effort to attract customers, including customers who traditionally might have come to our resorts. Because our hotel-casino resorts are heavily dependent on the drive-in market, especially leisure travelers traveling on Interstate 15 and Las Vegas area residents, the factors identified above have had and will continue to have an impact on our business. We believe that the operating results discussed above reflect the impact of such macroeconomic factors on our business, and, in the short-term, we do not anticipate the macroeconomic conditions to improve. As a result, we anticipate continuing pressure on our operating results.
At June 30, 2008 we had approximately $8.1 million in cash and equivalents. We expect to fund our operations, debt service and capital needs from operating cash flow, cash on hand and through our availability under our Foothill Facility. Based upon our anticipated future operations, we believe that cash on hand, operating cashflows and funds from our Foothill Facility, will be adequate to meet our anticipated working capital requirements for existing operations, capital expenditures for existing operations and scheduled payments of interest on our outstanding indebtedness for at least the remainder of 2008. We anticipate, however, that we may require additional funds to meet operations, capital expenditures for existing operations and scheduled payments on our outstanding indebtedness for 2009. No assurances can be given, however, that our cash flow will be sufficient, that our estimates of our cash needs in respect of existing operations are accurate, that new business developments or other unforeseeable events will not occur, resulting in the need to raise additional funds sooner, or that we will be able to raise additional funds.

Should the current economic conditions and operational declines continue, we may need to request amendments and/or waivers to certain financial covenants in the Foothill Facility. Although we expect we will be able to meet our financial covenant requirements or will be able to negotiate such amendments and/or waivers to our Foothill Facility, there can be no assurance that we will be successful in doing so. Failure to meet our financial covenant requirements or failure to obtain amendments and/or waivers to the financial covenants may result in the occurrence of an event of default under the Foothill Facility and could trigger a cross-default under our senior secured notes and our senior subordinated notes. Upon the occurrence of an event of default, the lenders under our Foothill Facility would have the ability to accelerate all amounts outstanding under the credit agreement, cease advancing money or extending us credit, terminate our credit agreement and cause us to immediately file such applications necessary for transfer of ownership and control or seek other remedies, which could also adversely affect our ability to repay indebtedness, including making the required interest payments under our senior secured notes and our senior subordinated notes.
At June 30, 2008, our debt included approximately $125 million of our 9% senior secured notes and approximately $61.7 million of our 12 3/4 % senior subordinated notes. After giving effect to indebtedness under our senior secured and senior subordinated notes and borrowings under our senior credit facility, our total debt is approximately $192.7 million.
Our ability to service our debt will be dependent on our future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.
Critical Accounting Policies for Black Gaming, LLC
A description of our critical accounting policies can be found in Item 7 of our Form 10-K for the year ended December 31, 2007.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The following table provides information about our long-term debt at June 30, 2008 (in thousands):

	Maturity	Face	Carrying	Estimated
	Date	Amount	Value	Fair Value

Senior secured credit facility at an average interest rate of 7.06%	June 2011	$15,000	$6,000	$6,000
9% senior secured notes	January 2012	125,000	125,000	87,500
12 3/4 % senior subordinated notes	January 2013	66,000	61,747	29,535

Total		$206,000	$192,747	$123,035

We are also exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our debt. We evaluate our exposure to market risk by monitoring interest rates in the marketplace, and do not utilize derivative financial instruments for trading purposes. We currently do not enter into rate swap agreements.
The following table provides information about our financial instruments that are sensitive to changes in interest rates (dollars in thousands):

	Current Portion as of June 30,
	2008	2009	2010	2011	2012	Thereafter	Total

Long-term debt (including current portion):
Fixed-rate	$—	$—	$—	$125,000	$66,000	$—	$191,000
Average interest rate	10.24%	10.30%	10.30%	10.30%	12.48%	12.75%	10.48%
Variable-rate	$—	$—	$6,000	$—	$—	$—	$6,000
Average interest rate	7.06%	—	—	—	—	—	7.06%
The gaming equipment financing are agreements that because of their long-term nature we impute interest expense for accounting purposes. Contractually these agreements carry no interest, therefore we believe that there is no exposure to interest rate risk and therefore have excluded those contracts from the presentation above.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls
We evaluated the effectiveness of our disclosure controls and procedures as of and for the three months ended June 30, 2008. This evaluation was done with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.
Limitations on the Effectiveness of Controls
Our management does not expect that our disclosure controls and procedures prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. Because the design of a control system is based upon certain assumptions about the likelihood of future events, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.
Conclusions
Based on this evaluation, our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, has evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008, and has concluded that they are effective.
Changes in Internal Controls
There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007. The following information represents material changes to those risk factors during the six months ended June 30, 2008.
Risks Related to Our Business
Recent Economic Developments — The economic slow down and probable recession have had an adverse impact on our business.
Recently, the residential real estate market in Las Vegas and Clark County, Nevada and the U.S. has experienced a significant downturn due to declining real estate values, substantially reducing mortgage loan originations and securitizations, increasing residential mortgage foreclosures and precipitating more generalized credit market dislocations and significant contraction in available liquidity globally. The general commercial market and gaming industry in Nevada has also shown significant signs of economic slowdown. These factors, combined with significantly higher oil and gasoline prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slow down and probable recession. Further declines in real estate values in Las Vegas and Clark County, Nevada and the U.S. or elsewhere and continuing credit and liquidity concerns could have an adverse affect on our results of operations. The broader economic slowdown being experienced in Nevada and the region will likely adversely impact discretionary spending for leisure and other recreational activities, such as gaming and resort services offered by our resorts. Markets with which we compete, such as hotel-casino resorts in Las Vegas and elsewhere, are offering discounted room and other packages in an effort to attract customers, including customers who traditionally might have come to our resorts. Because our hotel-casino resorts are heavily dependent on the drive-in market, especially leisure travelers traveling on Interstate 15 and Las Vegas area residents, the factors identified above have had and will continue to have an impact on our business. We believe that the operating results discussed above reflect the impact of such macroeconomic factors on our business, and, in the short-term, we do not anticipate the macroeconomic conditions to improve. As a result, we anticipate continuing pressure on our operating results.
Risks Related to the Notes and the Foothill Facility
Foothill Facility — Should the current economic conditions and operational declines continue, we may need to request amendments and/or waivers to certain financial covenants in our Foothill Facility.
At June 30, 2008 we had approximately $8.1 million in cash and equivalents. We expect to fund our operations, debt service and capital needs from operating cash flow, cash on hand and through our availability under our Foothill Facility. Based upon our anticipated future operations, we believe that cash on hand, operating cashflows and funds from our Foothill Facility, will be adequate to meet our anticipated working capital requirements for existing operations, capital expenditures for existing operations and scheduled payments of interest on our outstanding indebtedness for at least the remainder of 2008. We anticipate, however, that we may require additional funds to meet operations, capital expenditures for existing operations and scheduled payments on our outstanding indebtedness for 2009. No assurances can be given, however, that our cash flow will be sufficient, that our estimates of our cash needs in respect of existing operations are accurate, that new business developments or other unforeseeable events will not occur, resulting in the need to raise additional funds sooner, or that we will be able to raise additional funds.
Should the current economic conditions and operational declines continue, we may need to request amendments and/or waivers to certain financial covenants in the Foothill Facility. Although we expect we will be able to meet our financial covenant requirements or will be able to negotiate such amendments and/or waivers to our Foothill Facility, there can be no assurance that we will be successful in doing so. Failure to meet our financial covenant requirements or failure to obtain amendments and/or waivers to the financial covenants may result in the occurrence of an event of default under the Foothill Facility and could trigger a cross-default under our senior secured notes and our senior subordinated notes. Upon the occurrence of an event of default, the lenders under our Foothill Facility would have the ability to accelerate all amounts outstanding under the credit agreement, cease advancing money or extending us credit, terminate our credit agreement and cause us to immediately file such applications necessary for transfer of ownership and control or seek other remedies, which could also adversely affect our ability to repay indebtedness, including making the required interest payments under our senior secured notes and our senior subordinated notes.
At June 30, 2008, our debt included approximately $125 million of our 9% senior secured notes and approximately $61.7 million of our 12 3/4 % senior subordinated notes. After giving effect to indebtedness under our senior secured and senior subordinated notes and borrowings under our senior credit facility, our total debt is approximately $192.7 million.
Our ability to service our debt will be dependent on our future performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.

10.1
Second Amendment to Credit Agreement dated June 20, 2008 by and among Virgin River Casino Corporation, RBG, LLC, B&BB, Inc., certain subsidiaries, Wells Fargo Foothill, Inc. as arranger and administrative agent and the other lending parties thereto, and Exhibit A thereto, Reaffirmation and Consent executed by Black Gaming, LLC and R. Black, Inc., incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 24, 2008.

31.1	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Robert R. Black, Sr.

31.2	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Sean P. McKay

32.1	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Robert R. Black, Sr.

32.2	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Sean P. McKay

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK GAMING, LLC
By:	/s/ Sean P. McKay	August 14, 2008
Sean P. McKay
Chief Accounting Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1
Second Amendment to Credit Agreement dated June 20, 2008 by and among Virgin River Casino Corporation, RBG, LLC, B&BB, Inc., certain subsidiaries, Wells Fargo Foothill, Inc. as arranger and administrative agent and the other lending parties thereto, and Exhibit A thereto, Reaffirmation and Consent executed by Black Gaming, LLC and R. Black, Inc., incorporated by reference to registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 24, 2008.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002